Form 10-K
period 2002-12-31
CWABS INC REVOLVING HOME EQ LN AST BCKD NOTES SER 2002 B
filed 2003-03-31
CIK 1170318

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                     ----

                                   FORM 10-K

(Mark One)

     [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the fiscal year ended:   December 31, 2002
                                       -----------------

                                      OR

     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the transition period from               to
                                         -------------    -------------

                     Commission file number: 333-73712-04
                                             ------------


                                  CWABS, Inc.
                  CWABS Master Trust, Series 2002-B Subtrust
       Revolving Home Equity Loan Asset Backed Securities, Series 2002-B
       -----------------------------------------------------------------
            (Exact name of Registrant as specified in its charter)


              Delaware                                95-4449516
-------------------------------           ------------------------------------
(State or other jurisdiction of           (IRS Employer Identification Number)
incorporation or organization)

c/o   Bank One, National Association
      1 Bank One Plaza
      Suite IL1-0126
      Chicago, Illinois                                   60670
----------------------------------------   -----------------------------------
(Address of principal executive offices)               (Zip Code)

Registrant's telephone number, including area code:   (312) 407-1902
                                                      --------------

Securities registered pursuant to Section 12(b) of the Act:  None
                                                             ----

Securities registered pursuant to Section 12(g) of the Act:  None
                                                             ----

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                                  --    --

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K ( ss.229.405 of this chapter) is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act.) Yes __ No X
                                             --
State the aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant: Not applicable
                                          --------------

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of December 31, 2002: Not applicable
                                          --------------

DOCUMENTS INCORPORATED BY REFERENCE

                                     None.

                                     * * *


         This Annual Report on Form 10-K (the "Report") is filed with respect to a trust entitled CWABS Master Trust (the "Master Trust"), a business trust formed under the laws of the State of Delaware pursuant to the master trust agreement (the "Master Trust Agreement"), dated as of August 28, 2000, between CWABS, Inc., as depositor, and Wilmington Trust Company, as owner trustee (the "Owner Trustee"), and the subtrust created under the Master Trust entitled the Series 2002-B Subtrust (together with the Master Trust, the "Trust"), formed pursuant to a Series 2002-B Trust Supplement, dated as of March 4, 2002 (the "Series Trust Supplement"), among CWABS, Inc. (the "Company") and the Owner Trustee, for the issuance of CWABS, Inc., Revolving Home Equity Loan Asset Backed Securities, Series 2002-B (the "Securities"), issued pursuant to an Indenture, dated March 4, 2002 (the "Indenture"), between the Master Trust and Bank One, National Association, as indenture trustee (the "Trustee"). The assets of the Trust will be comprised of assets received pursuant to a sale and servicing agreement, dated March 4, 2002 (the "Sale and Servicing Agreement") among the Company, as depositor, Countrywide Home Loans, Inc., as sponsor and master servicer (the "Master Servicer"), the Master Trust and the Trustee, as indenture trustee. Certain information otherwise required to be included in this Report by the Instructions to Form 10-K has been omitted in reliance on the relief granted by the Commission to other companies in similar circumstances, including, but not limited to, the relief granted to the CWMBS, Inc. (February 3, 1994) (collectively, the "Relief Letters").

         PART I

ITEM 1.  BUSINESS

         Not applicable.  See the Relief Letters.

ITEM 2.  PROPERTIES

         Not applicable.  See the Relief Letters.

ITEM 3.  LEGAL PROCEEDINGS

         There were no material pending legal proceedings relating to the Trust to which any of the Trust, the Trustee, the Master Servicer or the Company was a party or of which any of their respective properties was the subject during the fiscal year covered by this Report, nor is the Company aware of any such proceedings contemplated by governmental authorities.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matter was submitted to a vote of Securityholders, and no Securityholder consent was solicited during the fiscal year covered by this Report.

                                    PART II


ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         (a) Market Information. There is no established public trading market for the Securities.

         (b) Holders. As of December 31, 2002 there were less than 300 holders of record of the Securities.

         (c) Dividends. Not applicable. See the Relief Letters.
             (Information as to distributions to Securityholders is provided in the Registrant's monthly filings on Form 8-K.)

         (d) Securities Authorized for Issuance Under Equity
             Compensation Plans. Not applicable.

         (e) Item 701 of Regulation S-K. Not applicable. See the
             Relief Letters.

         (f) Rule 463 of the Securities Act of 1933. Not applicable. See the Relief Letters.

ITEM 6.  SELECTED FINANCIAL DATA

         Not applicable.  See the Relief Letters.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         Not applicable.  See the Relief Letters.

ITEM 7A  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         Not applicable.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         Not applicable.  See the Relief Letters.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.

                                   PART III


ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         Not applicable.  See the Relief Letters.

ITEM 11. EXECUTIVE COMPENSATION

         Not applicable.  See the Relief Letters.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         Information required by Item 201(d) of Regulation S-K: Not applicable.

         Information required by Item 403 of Regulation S-K.

         (a) Not applicable. See the Relief Letters.

         (b) Not applicable. See the Relief Letters.

         (c) Not applicable. See the Relief Letters.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         Not applicable.  See the Relief Letters.

ITEM 14. CONTROLS AND PROCEDURES

         Not applicable. The Registrant is an Asset Backed Issuer (as defined in Exchange Act Rules 13a-14(g) and 15d-14(g)) and is therefore not required to disclose information under Item 307 of Regulation S-K. See paragraph (c) of Item 307 of Regulation S-K.

                                    PART IV


ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

         (a) (1)   Pursuant to the Sale and Servicing Agreement, the Master Servicer is required
                   (i) to deliver an annual statement as to compliance with the provisions of the
                   Sale and Servicing Agreement and certain other matters (the "Annual Statement of the Master Servicer") and (ii) to cause a firm of independent public accountants to deliver an annual report as to compliance with the servicing provisions of the Sale and Servicing Agreement (the "Annual Report of the Firm
                   of Accountants").  The Annual Statement of the Master Servicer is attached as
                   Exhibit 99.1 to this Report.  The Annual Report of the Firm of Accountants is
                   attached as Exhibit 99.2 to this Report.  See Relief Letters.

             (2) Not applicable.

             (3) The required exhibits are as follows:

                                       Exhibit 3(i):  Copy of Company's Certificate of
                 Incorporation (Filed as an Exhibit to Registration Statement on Form S-3 (File
                 No. 33-11095)).

                                       Exhibit 3(ii):  Copy of Company's By-laws (Filed as
                 an Exhibit to Registration Statement on Form S-3 (File No. 33-11095)).

                                       Exhibit 4(i):  Sale and Servicing Agreement (Filed
                 as part of the Registrant's Current Report on Form 8-K filed on July 19, 2002).

                                       Exhibit 4(ii): Indenture (Filed as part of the
                 Registrant's Current Report on Form 8-K filed on February 6, 2003, 2002)

                                       Exhibit 99.1:  Annual Statement of the Master
                 Servicer.

                                       Exhibit 99.2:  Annual Report of the Firm of
                 Accountants.

                                       Exhibit 99.3:  Audited financial
                 statements of Financial Guaranty Insurance Company (The
                 Registrant hereby undertakes to file the financial statements of Financial Guaranty Insurance Company as an Exhibit to a form 10-K/A amending this Form 10-K promptly following the date on which such financial statements become available).




         (b) Current Reports on Form 8-K filed during the last quarter ending December 31, 2002:


         Date of Current Report                           Item Reported
         ----------------------                           -------------
         October 15, 2002              Monthly report sent to securityholders with the
                                       October 2002 distribution

         October 25, 2002              Audited Financial Statements of Financial Guaranty
                                       Insurance Company

         November 15, 2002             Monthly report sent to securityholders with the
                                       November 2002 distribution

         December 16, 2002             Monthly report sent to securityholders with the
                                       December 2002 distribution


         (c) See subparagraph (a)(3) above.

         (d) Not applicable. See the Relief Letters.


                                  SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                           CWABS, INC.,
                           CWABS MASTER TRUST, SERIES 2002-B SUBTRUST,
                           REVOLVING HOME EQUITY LOAN ASSET BACKED
                           SECURITIES, SERIES 2002-B

                           By: Bank One, National Association,
                               as Trustee*


                           By: /s/ Barbara Grosse
                               ------------------
                               Name:  Barbara G. Grosse
                               Title:  Vice President

                           Date: March 27, 2003






-----------
* This Report is being filed by the Trustee on behalf of the Trust. The Trust does not have any officers or directors.

                                 CERTIFICATION



             I, Barbara G. Grosse, certify that:

             1. I have reviewed this annual report on Form 10-K, and all reports on Form 8-K containing distribution and servicing reports filed in respect of periods included in the year covered by this annual report, of CWABS Master Trust (for the Series 2002-B Subtrust);

             2. Based on my knowledge, the information in these reports, taken as a whole, does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading as of the last day of the period covered by this annual report;

             3. Based on my knowledge, the distribution or servicing information required to be provided to the trustee by the master servicer under the pooling and servicing, or similar, agreement, for inclusion in these reports is included in these reports;

             4. Based on my knowledge and upon the annual compliance statement included in the report and required to be delivered to the trustee in accordance with the terms of the pooling and servicing, or similar, agreement, and except as disclosed in the reports, the servicer has fulfilled its obligations under the servicing agreement; and

             5. The reports disclose all significant deficiencies relating to the master servicer's compliance with the minimum servicing standards based upon the report provided by an independent public accountant, after conducting a review in compliance with the Uniform Single Attestation Program for Mortgage Bankers or similar procedure, as set forth in the pooling and servicing, or similar, agreement, that is included in these reports.

             In giving the certifications above, I have reasonably relied on information provided to me by the following unaffiliated parties:
             Countrywide Home Loans, Inc.


             Date: March 27, 2003

                                                 /s/ Barbara G. Grosse
                                                 ---------------------
                                                     Barbara G. Grosse
                                                     Vice President

         SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED PURSUANT TO SECTION 15(d) OF THE ACT BY REGISTRANTS WHICH HAVE NOT REGISTERED SECURITIES PURSUANT TO SECTION 12 OF THE ACT.

         No such annual report, proxy statement, form of proxy or other soliciting material has been sent to Securityholders. See the Relief Letters.

                                 EXHIBIT INDEX


                                                                                      Sequential
Exhibit Document                                                                     Page Number
----------------                                                                     -----------

3(i) Company's Certificate of Incorporation (Filed as an Exhibit to Registration Statement on Form S-3 (File No. 33-11095)) *

3(ii)    Company's By-laws (Filed as an Exhibit to Registration
         Statement on Form S-3 (File No. 33-11095)) *

4(i)     Sale and Servicing Agreement (Filed as part of the Company's
         Current Report on Form 8-K filed on July 19, 2002) *

4(ii) Indenture (Filed as part of the Company's Current Report on Form 8-K filed on February 6, 2003, 2002) *

99.1     Annual Statement of the Master Servicer..........................................13

99.2     Annual Report of the Firm of Accountants.........................................15





-------------
*  Incorporated herein by reference.